Form 10-K
period 2015-12-31
BMW Vehicle Owner Trust 2013-A
filed 2016-03-22
CIK 1590181

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
  ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
OR
 ☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission File Number of issuing entity: 333-182371-01
Commission File Number of depositor: 333-182371
BMW VEHICLE OWNER TRUST 2013-A
(Exact name of issuing entity as specified in its charter)
Central Index Key Number of issuing entity: 0001590181
BMW FS SECURITIES LLC
(Exact name of depositor as specified in its charter)
Central Index Key Number of depositor: 0001136586
BMW FINANCIAL SERVICES NA, LLC
(Exact name of sponsor as specified in its charter)
Central Index Key Number of sponsor: 0001541188
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

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.
BMW Financial Services NA, LLC and U.S. Bank National Association (together, the “Servicing Parties”) have each been identified by the registrant as a party participating in the servicing function with respect to the asset pool held by the Issuing Entity during the period beginning on January 1, 2015 and ending on December 31, 2015 (the “Reporting Period”).  Each of the Servicing Parties has completed a report on an assessment of compliance with the servicing criteria applicable to it (each, a “Servicing Report”) as of December 31, 2015 and for the Reporting Period.  In addition, each of the Servicing Parties has provided an attestation report (each, an “Attestation Report”) by a registered public accounting firm regarding its Servicing Report.  Neither the Servicing Reports nor the Attestation Reports identified any material instance of noncompliance with the applicable servicing criteria for the Servicing Parties.  Each Servicing Report and Attestation Report is attached as an exhibit to this Form 10-K.
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
Dated: March 22, 2016
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

EXHIBIT INDEX
Exhibit
Number Description
3.1	Certificate of Formation of BMW FS Securities LLC (the “Depositor”), as currently in effect, incorporated by reference to Amendment No. 1 to Registration Statement on Form S-3 (333-122561), filed with the SEC by the registrant on March 7, 2005.
3.2	Limited Liability Company Agreement of the Depositor, between BMW Financial Services NA, LLC and BMW FS Receivables Corporation, as currently in effect, incorporated by reference to Amendment No. 1 to Registration Statement on Form S-3 (333-122561), filed with the SEC by the registrant on March 7, 2005.
4.1	Indenture, dated as of October 1, 2013, between BMW Vehicle Owner Trust 2013-A (the “Issuing Entity”) and U.S. Bank National Association, as indenture trustee (the “Indenture Trustee”), incorporated by reference to Exhibit 4.1 to registrant's Form 8-K (File Number 333‑182371-01) filed with the SEC by the registrant on November 6, 2013.
10.1	Amended and Restated Trust Agreement, dated as of November 6, 2013, between the Depositor and Wilmington Trust, National Association, as owner trustee, incorporated by reference to Exhibit 10.1 to registrant's Form 8-K (File Number 333-182371-01) filed with the SEC by the registrant on November 6, 2013.
10.2	Owner Trust Administration Agreement, dated as of October 1, 2013, among the Issuing Entity, BMW Financial Services NA, LLC (“BMW FS”), as administrator, and the Indenture Trustee, incorporated by reference to Exhibit 10.2 to registrant's Form 8-K (File Number 333-182371-01) filed with the SEC by the registrant on November 6, 2013.
10.3	Sale and Servicing Agreement, dated as of October 1, 2013, among the Issuing Entity, the Depositor, BMW FS, as sponsor, servicer, administrator and custodian, and the Indenture Trustee, incorporated by reference to Exhibit 10.3 to registrant's Form 8-K (File Number 333-182371-01) filed with the SEC by the registrant on November 6, 2013.
10.4	Receivables Purchase Agreement, dated as of October 1, 2013, between BMW FS and the Depositor, incorporated by reference to Exhibit 10.4 to registrant's Form 8-K (File Number 333-182371-01) filed with the SEC by the registrant on November 6, 2013.
10.5	Receivables Purchase Agreement, dated as of October 1, 2013, between BMW Bank of North America and the Depositor, incorporated by reference to Exhibit 10.5 to registrant's Form 8-K (File Number 333-182371-01) filed with the SEC by the registrant on November 6, 2013.
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
33.1*	Certification Regarding Assessment of Compliance with Applicable Servicing Criteria for BMW FS.
33.2*	Management’s Assertion of Compliance for U.S. Bank National Association.
34.1*	Report of Independent Registered Public Accounting Firm of CohnReznick LLP on Assessment of Compliance with Applicable Servicing Criteria for BMW FS.
34.2*	Report of Independent Registered Public Accounting Firm of Ernst & Young, LLP on Management’s Assertion of Compliance for U.S. Bank National Association.
35.1*	Servicer Compliance Statement of BMW FS.
__________________________________________________________________
*	Filed herewith.